Form 10-K/A
period 1998-12-31
MORGAN STANLEY CAPITAL I INC MORT PASS THR CERT SER 1998-HF1
filed 1999-04-09
CIK 1083088

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

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1998-HF1 issued, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement"), by and among Morgan Stanley Capital I Inc., The Depositor, Ameresco Services, L.P., as master ServicerLennar Partners Inc. as special servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the "Registration Statement").

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities


CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement dated as of March 1, 1998, (the "Agreement"), by and among Morgan Stanley Capital I, Inc., as Depositor, LaSalle National Bank, as Trustee, ABN AMRO Bank N.V., as Fiscal Agent, AMRESCO Services, L.P., as Master Servicer and Lennar Partners Inc., as Special Servicer (MSCI 1998-HF1)


The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC.,a Florida Corporation (the "Company"), in accordance with section 8.12 of the Agreement, hereby certifies on behalf of the Company that (a) a review of the activities of the Company during the period from March 27, 1998 through December 31, 1998 and of the Company's performance under the Agreement has been performed under my supervision, and (b) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations in all material respects under the Agreement throughout such period ended December 31, 1998.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 12th day of March, 1999.



	Ronald E. Schrager_____
	Ronald E. Schrager
	Vice President
	Lennar Partners, Inc.

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida  33131-2310
INDEPENDENT ACCOUNTANT'S REPORT
To the Board of Directors of
  Lennar Partners, Inc.:
We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.
Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.
In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December
31, 1998 is fairly stated, in all material respects.

Deloitte & Touche LLP
February 12, 1999